Form 10-Q
period 1995-03-31
KELLEY OIL & GAS PARTNERS LTD
filed 1995-05-15
CIK 776818

================================================================================
- - - - --------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTER ENDED MARCH 31, 1995       COMMISSION FILE NO. 1-9042



                        KELLEY OIL & GAS PARTNERS, LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 TEXAS                                      76-0135263
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION                     IDENTIFICATION NO.)


           601 JEFFERSON ST.
               SUITE 1100
             HOUSTON, TEXAS                                   77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 652-5200




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---


- - - - --------------------------------------------------------------------------------
================================================================================

                        KELLEY OIL & GAS PARTNERS, LTD.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                        PAGE
                                                                                                      ----
  Consolidated Balance Sheets -- March 31, 1995 (unaudited) and December 31, 1994   . . . . . . . . .  2

  Consolidated Statements of Loss -- Three Months ended March 31, 1995 and 1994 (unaudited)   . . . .  3

  Consolidated Statements of Cash Flows -- Three Months ended March 31, 1995 and 1994 (unaudited)   .  4

  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

  Management's Discussion and Analysis of Financial Condition and Results of Operations   . . . . . .  6


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                         PART I. FINANCIAL INFORMATION

                        KELLEY OIL & GAS PARTNERS, LTD.
                          CONSOLIDATED BALANCE SHEETS

                                ($ IN THOUSANDS)

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                       1995             1994
                                                                                    ----------       ----------
                                                                                   (UNAUDITED)
ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,520        $     897
  Accounts receivable - trade   . . . . . . . . . . . . . . . . . . . . . . . . .       1,941            1,612
  Accounts receivable - affiliates  . . . . . . . . . . . . . . . . . . . . . . .       4,621            4,745
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         174              287
                                                                                    ---------        ---------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,256            7,541
                                                                                    ---------        ---------

  Oil and gas properties, successful efforts method:
    Unevaluated, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,552            7,199
    Unproved properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      85,182              ---
    Properties subject to amortization  . . . . . . . . . . . . . . . . . . . . .     152,811          375,058
  Pipelines and other transportation assets   . . . . . . . . . . . . . . . . . .       3,636            7,910
                                                                                    ---------        ---------
                                                                                      249,181          390,167
                                                                                    ---------        ---------
  Less:  Accumulated depreciation, depletion and amortization   . . . . . . . . .      (4,187)        (192,378)
                                                                                    ---------        ---------
    Total oil and gas properties and pipeline assets, net   . . . . . . . . . . .     244,994          197,789
                                                                                    ---------        ---------

  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,473              184
                                                                                    ---------        ---------

    TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 254,723        $ 205,514
                                                                                    =========        =========

LIABILITIES:
  Accounts payable and accrued expenses - trade   . . . . . . . . . . . . . . . .   $   9,085        $  10,257
  Accounts payable - affiliates   . . . . . . . . . . . . . . . . . . . . . . . .      11,749           12,423
  Notes payable - current   . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,088            4,430
                                                                                    ---------        ---------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .      27,922           27,110
                                                                                    ---------        ---------

  Notes payable - long term   . . . . . . . . . . . . . . . . . . . . . . . . . .      60,912           65,470
  Advance from parent   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,000              ---
  Convertible subordinated debentures   . . . . . . . . . . . . . . . . . . . . .      20,783           25,664
  Convertible subordinated notes  . . . . . . . . . . . . . . . . . . . . . . . .      23,826           28,520
                                                                                    ---------        ---------

    TOTAL LIABILITIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     143,443          146,764
                                                                                    ---------        ---------

PARTNERS' EQUITY:
  Limited Partners' equity, 23,351,645 Units outstanding at
    March 31, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . .     120,447           67,589
  General Partners' equity (deficit)  . . . . . . . . . . . . . . . . . . . . . .      (9,167)          (8,839)
                                                                                    ---------        ---------

    TOTAL PARTNERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . .     111,280           58,750
                                                                                    ---------        ---------

  TOTAL LIABILITIES AND PARTNERS' EQUITY  . . . . . . . . . . . . . . . . . . . .   $ 254,723        $ 205,514
                                                                                    =========        =========


See Notes to Consolidated Financial Statements.

                        KELLEY OIL & GAS PARTNERS, LTD.
                        CONSOLIDATED STATEMENTS OF LOSS

                     ($ IN THOUSANDS EXCEPT PER UNIT DATA)

                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       ------------------------
                                                                                         1995           1994
                                                                                       ---------      ---------
                                                                                                     (RESTATED)
REVENUES:
  Oil and gas sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   8,201      $  8,580
  Pipeline revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          343         1,403
  Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           28            23
                                                                                       ---------      --------

    Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,572        10,006
                                                                                       ---------      --------

COSTS AND EXPENSES:
  Cost of gas sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          341         1,396
  Lease operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,711         2,081
  Severance taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          484           327
  Exploration and dry hole costs  . . . . . . . . . . . . . . . . . . . . . . . . .        2,115         2,572
  General and administrative expenses   . . . . . . . . . . . . . . . . . . . . . .          919           683
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,207         1,775
  Accretion of note discount  . . . . . . . . . . . . . . . . . . . . . . . . . . .          178           159
  Accretion of debt valuation discount  . . . . . . . . . . . . . . . . . . . . . .          339           ---
  Depreciation, depletion and amortization  . . . . . . . . . . . . . . . . . . . .        6,932         7,816
                                                                                       ---------      --------

    Total costs and expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,226        16,809
                                                                                       ---------      --------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (7,654)     $ (6,803)
                                                                                       =========      ========

NET LOSS PER UNIT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (.31)     $   (.31)
                                                                                       =========      ========

Average units outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23,351,645    20,864,890
                                                                                      ==========    ==========


See Notes to Consolidated Financial Statements.

                        KELLEY OIL & GAS PARTNERS, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       ------------------------
                                                                                         1995           1994
                                                                                       ---------      ---------
                                                                                                     (RESTATED)
OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (7,654)     $ (6,803)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation, depletion and amortization  . . . . . . . . . . . . . . . . . . . .      6,932         7,816
    Dry hole and impairment costs   . . . . . . . . . . . . . . . . . . . . . . . . .        597           646
    Amortization of debenture and note offering costs   . . . . . . . . . . . . . . .        120           121
    Accretion of debt valuation discount  . . . . . . . . . . . . . . . . . . . . . .        339           ---
    Accretion of note discount  . . . . . . . . . . . . . . . . . . . . . . . . . . .        178           159
  Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable  . . . . . . . . . . . . . . . . . .       (205)          380
      Decrease (increase) in prepaid and other current assets   . . . . . . . . . . .        113           (43)
      Decrease (increase) in other non-current assets   . . . . . . . . . . . . . . .     (1,289)           18
      Increase (decrease) in accounts payable and accrued expenses  . . . . . . . . .     (1,846)       (3,025)
                                                                                       ---------      --------

  Net cash used in operating activities   . . . . . . . . . . . . . . . . . . . . . .     (2,715)         (731)
                                                                                       ---------      --------

INVESTING ACTIVITIES:
  Purchases of property and equipment   . . . . . . . . . . . . . . . . . . . . . . .     (4,401)       (4,641)
  Sale of pipeline and other transportation assets  . . . . . . . . . . . . . . . . .        ---            58
  Sale of other non-current assets  . . . . . . . . . . . . . . . . . . . . . . . . .        134            38
                                                                                       ---------      --------

  Net cash used in investing activities   . . . . . . . . . . . . . . . . . . . . . .     (4,267)       (4,545)
                                                                                       ---------      --------

FINANCING ACTIVITIES:
  Proceeds from long term borrowings  . . . . . . . . . . . . . . . . . . . . . . . .      8,100        13,000
  Advance from parent   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,000           ---
  Principal payments on long term borrowings  . . . . . . . . . . . . . . . . . . . .    (10,000)          ---
  Distributions to partners   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (486)       (6,518)
  Syndication costs charged to equity   . . . . . . . . . . . . . . . . . . . . . . .         (9)           (1)
  Note offering costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        ---            (9)
                                                                                       ---------      --------

  Net cash provided by financing activities   . . . . . . . . . . . . . . . . . . . .      7,605         6,472
                                                                                       ---------      --------

Increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .        623         1,196

Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . . .        897         1,011
                                                                                       ---------      --------

Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . . .  $   1,520      $  2,207
                                                                                       =========      ========


See Notes to Consolidated Financial Statements.

                        KELLEY OIL & GAS PARTNERS, LTD.
              NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         General. The accompanying consolidated financial statements of Kelley Oil & Gas Partners, Ltd. ("Kelley Partners" or the "Partnership") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The accounting policies followed by the Partnership are set forth in Note 1 to Kelley Partners' financial statements in its Annual Report on Form 10-K for the year ended December 31, 1994.

         Consolidation. On February 7, 1995, ownership of the equity interests in Kelley Partners and Kelley Oil Corporation, its managing general partner ("Kelley Oil"), was consolidated (the "Consolidation") into Kelley Oil & Gas Corporation ("KOGC"). In the Consolidation, Units in Kelley Partners held by investors other than Kelley Oil and its subsidiaries (the "Public Unitholders") were converted into common and preferred stock of KOGC, and Kelley Partners became a 99.98% owned subsidiary partnership of KOGC. Following the Consolidation, the historical carrying values of Kelley Partners' oil and gas properties and publicly held subordinated debt were adjusted to conform with KOGC's cost basis for those assets and liabilities in the Consolidation, reflecting their estimated fair market values at February 7, 1995 based on the market value of the common and preferred stock issued to the Public Unitholders.

         As a result of this accounting approach, commonly referred to as "pushdown accounting," the following adjustments were made to reflect Kelley Partners' assets and liabilities at fair market value and the net effect on limited partners' equity at February 7, 1995:

                                 $ IN THOUSANDS

         INCREASE (DECREASE) IN:
           Purchased unproved properties  . . . . . . . . . . . . . . . . . . . . . . . .  $    85,182
           Properties subject to amortization . . . . . . . . . . . . . . . . . . . . . .     (225,698)
           Pipelines and other transportation assets  . . . . . . . . . . . . . . . . . .       (4,274)
           Accumulated depreciation, depletion and amortization . . . . . . . . . . . . .     (195,405)
           Convertible subordinated debentures  . . . . . . . . . . . . . . . . . . . . .       (5,103)
           Convertible subordinated notes . . . . . . . . . . . . . . . . . . . . . . . .       (5,110)
           Limited partners' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .       60,828


         If the Consolidation had not taken place, Kelley Partners' depletion, depreciation and amortization for the quarter ended March 31, 1995 would have increased by approximately $1.9 million, with a corresponding increase in its net loss for the quarter.

         Change to Successful Efforts Accounting Method. During the third quarter of 1994, Kelley Partners changed from the full cost method to the successful efforts method of accounting for its oil and gas operations. As a result of the change in accounting method, Kelley Partners' previously reported net loss of $911,000 for the quarter ended March 31, 1994 has been restated to a net loss of $6,803,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Introduction. Kelley Oil & Gas Partners, Ltd. ("Kelley Partners" or the "Partnership") is a Texas limited partnership engaged in the development of oil and natural gas properties located onshore primarily in Louisiana. Its strategy is focused on development drilling, with a secondary emphasis on exploration activities in or near established production areas. The Partnership also owns natural gas gathering and transportation systems in Louisiana. In February 1995, ownership of the equity interests in Kelley Partners and Kelley Oil Corporation, its managing general partner ("Kelley Oil"), were consolidated (the "Consolidation") into Kelley Oil & Gas Corporation ("KOGC"). As a subsidiary partnership of KOGC, Kelley Partners is focused on continuing to replace and expand its reserve base without the constraints of a cash distribution policy that constituted its primary financial objective prior to the Consolidation.

         Partnership Structure. The operations of Kelley Partners are conducted through Kelley Operating Company, Ltd., a Texas limited partnership of which Kelley Partners is the sole limited partner and Kelley Oil is the managing general partner ("Kelley Operating"). Unless otherwise indicated, all references to Kelley Partners or the Partnership in this Report in connection with the ownership and management of the Partnership's properties also refer to Kelley Operating, and all financial information reflects the combined financial position and results of operations of Kelley Partners and Kelley Operating.

         Kelley Partners undertakes development activities consisting primarily of lease acquisition activities for its own account and drilling operations, which have historically been conducted in conjunction with separate development drilling programs ("DDPs") formed for that purpose. Kelley Partners has participated in drilling activities on a pro rata basis with the DDPs, retaining one-third of its working interest in each prospect for which drilling rights are assigned to a DDP and sharing proportionately in exploration and development expenses and production revenues. As a result, the DDPs have financed two-thirds of the total drilling expenses on Kelley Partners' properties since formation of the first DDP in 1987.

RECENT DEVELOPMENTS

         Completion of Consolidation. The Consolidation was completed on February 7, 1995 upon approval of the transaction by the Unitholders and the holders of Kelley Oil's voting stock. In the Consolidation, each Unit held by investors other than Kelley Oil and its subsidiaries ("Public Unitholders") was converted into the right to receive 1.2188 shares of KOGC's common stock ("KOGC Common Stock"), or at the election of each Public Unitholder (the "Preferred Election"), a combination of .609 of a share of KOGC Common Stock and .127 of a share of its $2.625 convertible exchangeable preferred stock ("KOGC Preferred Stock"). Based on results of the Preferred Election, the Public Unitholders received a total of 20,622,626 shares of KOGC Common Stock and 649,807 shares of KOGC Preferred Stock. Following the Consolidation, the Partnership Agreement of Kelley Partners was amended to eliminate the Partnership's obligation to distribute at least 75% of its net available cash to the Unitholders, now comprised of KOGC and its subsidiaries.

         Drilling Operations. During 1994, Kelley Partners participated in drilling 35 wells, of which 31 gross (5.65 net) wells were found productive and 4 gross (1.33 net) wells were dry. The Partnership participated in drilling an additional 5 gross (.71 net) wells in the first quarter of 1995, all of which were found productive. These results reflect an effective turnaround in field operations from the disappointments of 1993, when a number of higher risk wells were largely unsuccessful despite promising initial results. The improvement in drilling performance was achieved during 1994 and the first quarter of 1995 from lower risk operations aided by revised completion techniques in north Louisiana and increased reliance on 3-D seismic analysis in south Louisiana. Additional improvements in south Louisiana drilling operations are anticipated for the balance of 1995 from use of a recently completed 3-D seismic survey covering several of the Partnership's significant properties in Terrebonne Parish.

         Recent Production Performance. Kelley Partners' operating results reflect sustained production growth since the middle of 1994, accompanied by continuing weakness in natural gas prices. For the first quarter of 1995 and the second half of 1994, the Partnership recorded gains in gas equivalent production of 18.3% and 12.9%, respectively, over year-earlier levels. Kelley Partners' production growth resulted primarily from improved completion rates and increased interests in various wells from an exchange offer for the 1991 DDP (the "1991 DDP Exchange") and acquisitions of northern Louisiana properties in which the Partnership already held working interests (the "1994 Properties"). The benefits of higher production volumes were partially offset by declining natural gas prices, which averaged $1.80 per Mcf for the first quarter of 1995.

         Hedging Activities. KOGC periodically uses forward sales contracts and derivative financial instruments covering natural gas to reduce exposure to downward price fluctuations on natural gas production of its subsidiaries and subsidiary partnerships (collectively, the "Kelley Group"). Through a combination of natural gas swap agreements and forward sales contracts, approximately 50% of the Kelley Group's anticipated natural gas production for 1995 has been hedged at $2.00 per Mcf in the first quarter of 1995 and an average of $1.72 per Mcf for the balance of the year. The natural gas swap agreements generally provide for the Kelley Group to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains realized by the Partnership under the swap arrangements and proceeds from forward sales contracts are included in oil and gas revenues.

         Pushdown Accounting. For financial accounting purposes, the Consolidation is treated as a purchase by KOGC of the Public Unitholders' interests in the net assets of Kelley Partners at a fair value of $109.8 million, representing the estimated market value of the consideration received by the Public Unitholders in the Consolidation. Following the Consolidation, the historical carrying values of Kelley Partners' oil and gas properties and publicly held subordinated debt were adjusted to conform with KOGC's cost basis for those assets and liabilities in the Consolidation, reflecting their estimated fair market values at February 7, 1995 based on the market value of the KOGC Common and Preferred Stock issued to the Public Unitholders. As a result of this accounting approach, accumulated depreciation, depletion and amortization ("DD&A") of $195,405,000 was eliminated.

         Change to Successful Efforts Accounting Method. During the third quarter of 1994, the Partnership changed from the full cost method to the successful efforts method of accounting for its oil and gas operations. Although the full cost method continues to be generally accepted, the Financial Accounting Standards Board has expressed a preference for the successful efforts method. Under current conditions, Kelley Partners believes the successful efforts method provides a more appropriate basis for measuring the results of its oil and gas operations and comparing these results with similar companies that use the successful efforts method. The Partnership's financial statements for the first quarter of 1994 was restated to reflect the new method. As a result of the change in accounting method, Kelley Partners' previously reported net loss of $911,000 for the quarter ended March 31, 1994 has been restated to a net loss of $6,803,000.

RESULTS OF OPERATIONS

         Quarter Ended March 31, 1995 Compared to Quarter Ended March 31, 1994. Oil and gas revenues of $8,201,000 in the first quarter of 1995 decreased 4.4% compared to $8,580,000 in the same quarter last year. During the first quarter of 1995, production of natural gas, the dominant component of Kelley Partners' revenues, increased 18.5% from 3,192,000 Mcf in the first quarter of 1994 to 3,784,000 Mcf, while the average price of natural gas decreased 21.4% from $2.29 per Mcf to $1.80 per Mcf in the current quarter. Production of crude oil and natural gas liquids in the current quarter totaled 89,837 barrels, with an average sales price of $16.36 per barrel, compared to 77,052 barrels at $14.65 per barrel in the same quarter last year, reflecting volume and price increases of 16.6% and 11.7%, respectively.

         The decrease in the Partnership's oil and gas revenues for the first quarter of 1995 was due to the decline in natural gas prices, partially offset by added production from wells recently drilled by Kelley Partners and acquired in the 1991 DDP Exchange and the purchase of the 1994 Properties. See "Recent Developments." The Partnership anticipates continued improvement in its production performance for the balance of the year from new wells being drilled by the Kelley Group. In addition, although natural gas prices were depressed in the first quarter of 1995, hedging activities added $498,000 to oil and gas revenues in the quarter. See "Recent Developments--Hedging Arrangements."

         Total revenues of $8,572,000 in the first quarter of 1995 decreased 14.3% from results in the corresponding period last year, due primarily to a 75.6% decline in pipeline revenues to $343,000 from $1,403,000 during the first quarter of 1994. The decrease in pipeline revenues resulted from lower volumes and prices of transported natural gas and was accompanied by a corresponding decrease in related expenses reflected as cost of gas sold in pipeline operations.

         Lease operating expenses and severance taxes (collectively, "production expenses") aggregated $2,195,000 in the current quarter versus $2,408,000 in the first quarter of 1994, a decrease of 8.8%, reflecting lower workover costs. On a unit of production basis, production expenses decreased to $.51 per Mcfe in the first quarter of 1995 from $.66 per Mcfe in the corresponding quarter last year.

         Kelley Partners expensed exploration and dry hole costs of $2,115,000 in the first quarter of 1995 and $2,572,000 in the same quarter last year, a decrease of 17.8% primarily reflecting the Partnership's focus on lower risk prospects during the current quarter. The decrease in these expenses also reflects lower delay rental costs and geological and geophysical expenses, paritally offset by higher unproved leasehold impairment provisions.

         General and administrative expenses of $919,000 in the current quarter increased 34.6% from $683,000 in the first quarter of 1994, reflecting the Partnership's share of administrative costs associated with development operations of the Kelly Group and a portion of the Consolidation expenses. On a unit of production basis, these expenses increased from $.19 per Mcfe in the first quarter of 1994 to $.21 per Mcfe in the current quarter.

         Interest expense increased to $3,207,000 in the current quarter compared to $1,775,000 in the first quarter of 1994. The increase in interest expense resulted from both higher interest rates and borrowing levels in the current quarter.

         Kelley Partners recognized $339,000 for accretion of debt valuation discount in the first quarter of 1995. This noncash charge represents amortization of the difference between the market value of the Partnership's publicly held subordinated notes and debentures at the time of the Consolidation and their historical carrying value. See "Recent
Developments--Pushdown Accounting."

         DD&A decreased 11.3% from $7,816,000 in the first quarter of 1994 to $6,932,000 in the current quarter, primarily as a result of a reduction in the carrying value of properties subject to amortization as a result of the "pushdown" accounting adjustment in the Consolidation. See "Recent Developments--Pushdown Accounting." On a unit of production basis, DD&A decreased from $2.14 per Mcfe in the first quarter of 1994 to $1.60 per Mcfe in the current quarter. If the Consolidation had not taken place, DD&A on a standalone basis would have increased 22% to $8,892,000.

         The Partnership recognized a net loss of $7,654,000 in the first quarter of 1995 compared to a net loss of $6,803,000 in the same quarter last year. The net losses in both periods were due primarily to noncash charges for DD&A. If the Consolidation had not taken place, the net loss for the first quarter of 1995 would have increased to $9,614,000 as a result of higher DD&A.

         Net available cash from operations, considered by Kelley Partners as its primary operating benchmark, decreased 58.0% from $3,744,000 in the first quarter of 1994 to $1,571,000 in the first quarter this year, reflecting the foregoing developments.

         The results of operations for the quarter ended March 31, 1995 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

         Net Available Cash. Prior to the Consolidation, the Partnership Agreement of Kelley Partners provided for distributions to Unitholders of at least 75% of net available cash from operations each quarter. Net available cash is effectively defined as the net operating revenues of the Partnership after payment of certain expenses, including interest expense, and after giving effect to any appropriate reserves, but before repayment of principal or development, acquisition and exploration costs. Net available cash generally corresponds to the sum of Kelley Partners' net income (loss) and exploration and dry hole costs plus depreciation, depletion and amortization and other noncash charges and is not intended to represent net cash provided by operating activities computed under generally accepted accounting principles.

         In February 1995, the Partnership paid a cash distribution of $.02 per Unit, representing approximately 75% of net available cash from operations in the prior quarter. Following the Consolidation, the Partnership Agreement of Kelley Partners was amended to eliminate its cash distribution requirements.

         Liquidity. Net cash used in operating activities of Kelley Partners during the first quarter of 1995 aggregated $2,715,000. The Partnership's cash position was further increased during the quarter by advances of $8.1 million under its credit facility. During the quarter, $486,000 was distributed to the partners and $4,401,000 was invested in the acquisition and development of oil and gas properties. As a result of these activities, the Partnership's cash and cash equivalents increased from $897,000 at December 31, 1994 to $1,520,000 at March 31, 1995.

         Kelley Partners had a working capital deficit of approximately $19.7 million at March 31, 1995, compared to a deficit of $19.6 million at December 31, 1994. The deficit at March 31, 1995 includes intercompany payables of $11.7 million and debt amortization requirements of $7.1 million during the next twelve months. See "Capital Resources" below. To improve liquidity for the Kelley Group, KOGC has commenced registration procedures with the Securities and Exchange Commission for a proposed public offering of $100,000,000 in Senior Notes due 1999 (the "KOGC Notes"). KOGC has also offered several nonstrategic oil and gas properties for sale based on their high operating costs and low priorities within the Kelley Group's development strategy. As of the date of this Report, bids have been received on three of property packages. While these bids are subject to various conditions, the Partnership expects to receive up to $12 million from the sales. Any proceeds received prior to the completion of the KOGC Note offering to be used for reducing bank debt, with any subsequent proceeds added to the Partnership's working capital. See"Capital Commitments" below. If completed, the sales could be expected to impact production levels in the second quarter of 1995.

         Capital Resources. As of December 31, 1994, Kelley Partners had borrowed $69.9 million under its credit facility with Bank of Montreal, as agent for participating banks, primarily to fund ongoing development activities as well as the purchase of the 1994 Properties. On February 7, 1995, in connection with the Consolidation, KOGC completed a refinancing for the outstanding bank debt of the Kelley Group. The refinancing was provided by Kelley Partners' prior lending banks under a $70 million revolving credit facility (the "Credit Facility") and a $20 million term loan facility (the "Term Facility"). The borrowers under the facilities are Kelley Operating and Kelley Oil. Kelley Partners, KOGC and its other subsidiary partnerships are guarantors.

         Borrowings of $90 million under the two facilities were used to refinance Kelley Partners' bank debt of $69.9 million, Kelley Oil's bank debt of $9 million and borrowings of $6 million by the 1992 DDP, with the balance of $5.1 million used to fund payables of Kelley Partners and KOGC, including part of the expenses for the Consolidation. On February 9, 1995, borrowings of $10 million under the Credit Facility were repaid with a portion of proceeds of a $16 million equity private placement by KOGC. An advance of $3 million was made under the Credit Facility in March 1995 primarily to fund drilling activities, leaving $83 million outstanding under the two facilities at March 31, 1995 and $7 million available for future borrowings, of which $4 million was advanced in April 1995 and the remaining $3 million is expected to be drawn in May 1995.

         The Credit Facility requires the payment of interest only until January 31, 1997, when all borrowings under the facility will be repayable, subject to annual extensions at the lenders' discretion if the Term Facility has been repaid. The Term Facility is amortizable 10% on July 31, 1995 and 15% every three months thereafter, with a final payment due on January 31, 1997. Borrowings under the Credit Facility are subject to borrowing base limitations and adjustments based on semiannual evaluations of KOGC's oil and gas reserves. Both facilities are secured by all the oil and gas properties and other assets of Kelley Partners, KOGC and its other subsidiaries. The agreements covering the facilities provide various financial covenants, including the maintenance of working capital and net worth at specified levels and limitations on capital expenditures and accounts payable above specified levels. The agreements also require prepayments with net proceeds from any property sales and any equity financing other than the equity private placement completed by KOGC in February 1995.

         Under the terms of the Consolidation, Kelley Partners' 8 1/2% Convertible Subordinated Debentures due 2000 ("8 1/2% Debentures") and 7 7/8% Convertible Subordinated Notes due 1999 ("7 7/8% Notes") in the aggregate principal amounts of $26,856,000 and $34,390,000, respectively, remain outstanding but became convertible into KOGC Common Stock or a combination of KOGC Common and Preferred Stock instead of Units based on the exchange ratios for the Units in the Consolidation. The conversion rates for the Partnership's subordinated debt were adjusted proportionately to 51.864 shares of KOGC Common Stock per $1,000 principal amount of the 8 1/2% Debentures and 71.263 shares of KOGC Common Stock per $1,000 face amount of the 7 7/8% Notes, with corresponding adjustments for the Preferred Election. KOGC is currently considering alternatives to refinance or encourage conversion of Kelley Partners' subordinated debt.

         Capital Commitments. The Kelley Group's business plan contemplates a total commitment of up to $40 million for exploration and development activities in 1995. Capital expenditures for the year are targeted at approximately $20 million for a mix of moderate and higher risk south Louisiana drilling prospects, $10 million for low risk north Louisiana prospects and the balance for seismic, leasehold and recompletion expenses. Consistent with the Kelley Group's historical arrangements, drilling activities are being financed one-third by Kelley Partners and two-thirds by the 1994 DDP.

         The Kelley Group's balanced capital expenditure program is intended to generate reserve additions and performance gains that will enhance financing opportunities over the next four years. KOGC plans to offer the KOGC Notes to replace outstanding debt under the Credit Facility and Term Facility with intermediate term capital needed to realize the Kelley Group's operational objectives during that period. The KOGC Notes will be senior unsecured obligations of KOGC. As a result of holding company considerations from the Kelley Group's organizational structure following the Consolidation, the Partnership, Kelley Operating and Kelley Oil are expected to guaranty the indebtedness under the KOGC Notes. Kelley Partners' obligations under its guaranty of the KOGC Notes is intended to rank senior in right of payment to the 8 1/2% Debentures and 7 7/8% Notes.

         Upon completion of the KOGC Note offering, KOGC intends retain part of the Kelley Group's borrowing capacity under the Credit Facility, with the credit limit initially reduced to $40 million, subject to restrictions on incurrence of additional indebtedness under the proposed indenture for the KOGC Notes. The indenture will generally permit the Kelley Group to borrow the greater of 12 1/2% of adjusted consolidated net tangible assets or $30 million, plus $5 million per year solely for capital expenditures. These arrangements are expected to provide adequate financial flexibility to satisfy the Kelley Group's capital expenditure requirements through 1996, while also eliminating exposure under the existing Credit Facility to borrowing base reductions from any declines in natural gas prices. If the KOGC Note offering is completed, the agreements covering the Kelley Group's bank debt are expected to be amended to reflect these arrangements, terminate the Term Facility and eliminate several existing covenants.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  None.

         (b) Reports on Form 8-K. The Partnership filed a Current Report on Form 8-K dated February 10, 1995 relating the Consolidation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   KELLEY OIL & GAS PARTNERS, LTD.

                                   By:  Kelley Oil Corporation,
                                        Managing General Partner


Date: May 14, 1995                 By:            /s/  W. Matt Ralls
                                        --------------------------------------
                                                    W. Matt Ralls,
                                              Senior Vice President and
                                               Chief Financial Officer
                                              (Duly Authorized Officer)
                                            (Principal Financial Officer)

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- - - - -------             -----------                                              ------------

27       Financial Data Schedule.
