Form 10-Q
period 1995-06-30
KELLEY OIL & GAS PARTNERS LTD
filed 1995-08-14
CIK 776818

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED JUNE 30, 1995              COMMISSION FILE NO. 1-9042



                        KELLEY OIL & GAS PARTNERS, LTD.
             (Exact name of registrant as specified in its charter)



                 TEXAS                                        76-0135263
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)


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

==============================================================================

                        KELLEY OIL & GAS PARTNERS, LTD.

                                     INDEX

PART I. FINANCIAL INFORMATION                                                                  PAGE
                                                                                               ----
Consolidated Balance Sheets -- June 30, 1995 (unaudited) and December 31, 1994 ................  2

Consolidated Statements of Loss -- Three Months ended June 30, 1995 and 1994 (unaudited) ......  3

Consolidated Statements of Loss -- Six Months ended June 30, 1995 and 1994 (unaudited) ........  4

Consolidated Statements of Cash Flows -- Six Months ended June 30, 1995 and 1994 (unaudited) ..  5

Notes to Consolidated Financial Statements (unaudited) ........................................  6

Management s Discussion and Analysis of Financial Condition and Results of Operations .........  7


PART II. OTHER INFORMATION .................................................................... 13


                        PART I. FINANCIAL INFORMATION

                        KELLEY OIL & GAS PARTNERS, LTD.
                         CONSOLIDATED BALANCE SHEETS

                               ($ in thousands)


                                                                        JUNE 30,      DECEMBER 31,
                                                                          1995           1994
                                                                       -----------    ------------
                                                                       (UNAUDITED)
ASSETS:
 Cash and cash equivalents..........................................    $    281        $    897
 Accounts receivable - trade........................................       1,181           1,612
 Accounts receivable - affiliates ..................................       4,642           4,745
 Other current assets...............................................         326             287
                                                                        --------        --------
   Total current assets ............................................       6,430           7,541
                                                                        --------        --------
Oil and gas properties, successful efforts method:
 Unevaluated, net ...................................................      8,176           7,199
 Unproved properties.................................................     83,695              --
 Properties subject to amortization..................................    196,097         375,058
Pipelines and other transportation assets............................      3,637           7,910
                                                                        --------        --------
                                                                         291,605         390,167
                                                                        --------        --------
 Less:  Accumulated depreciation, depletion and amortization.........    (49,458)       (192,378)
                                                                        --------        --------
   Total oil and gas properties and pipeline assets, net.............    242,147         197,789
                                                                        --------        --------

Other assets ........................................................        978             184
                                                                        --------        --------

   TOTAL ASSETS......................................................   $249,555        $205,514
                                                                        ========        ========
LIABILITIES:
 Accounts payable and accrued expenses - trade.......................   $  8,499        $ 10,257
 Accounts payable - affiliates ......................................     15,082          12,423
 Notes payable - current ............................................         --           4,430
                                                                        --------        --------
   Total current liabilities ........................................     23,581          27,110
                                                                        --------        --------
 Notes payable - long term ..........................................         --          65,470
 Advances from parent ...............................................         --          79,613
 Convertible subordinated debentures.................................     21,087          25,664
 Convertible subordinated notes......................................     24,331          28,520
                                                                        --------        --------
   TOTAL LIABILITIES.................................................    148,612         146,764
                                                                        --------        --------
PARTNERS' EQUITY:
 Limited Partners' equity, 23,351,645 Units outstanding at
  June 30, 1995 and December 31, 1994................................    110,522          67,589
 General Partners' equity (deficit)..................................     (9,579)         (8,839)
                                                                        --------        --------
   TOTAL PARTNERS' EQUITY ...........................................    100,943          58,750
                                                                        --------        --------
 TOTAL LIABILITIES AND PARTNERS' EQUITY..............................   $249,555        $205,514
                                                                        ========        ========

See Notes to Consolidated Financial Statements.

                      KELLEY OIL & GAS PARTNERS, LTD.
                     CONSOLIDATED STATEMENTS OF LOSS

                  ($ IN THOUSANDS EXCEPT PER UNIT DATA)

                               (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                              ----------------------
                                                1995          1994
                                              --------     ---------
                                                           (RESTATED)
REVENUES:
  Oil and gas sales........................   $  6,708     $  6,721
  Pipeline revenues........................        379        1,171
  Other income.............................         24            8
                                              --------     --------
    Total revenues.........................      7,111        7,900
                                              --------     --------

COSTS AND EXPENSES:
  Cost of gas sold.........................        376        1,162
  Lease operating expenses.................      1,867        1,640
  Severance taxes..........................        424          332
  Exploration and dry hole costs...........      3,067        4,290
  General and administrative expenses......        591          676
  Interest expense.........................      4,088        2,012
  Accretion of note discount...............        183          161
  Accretion of debt valuation discount.....        509           --
  Depreciation, depletion and amortization.      6,540        7,683
                                              --------     --------
    Total costs and expenses...............     17,645       17,956
                                              --------     --------
NET LOSS...................................   $(10,534)    $(10,056)
                                              ========     ========

NET LOSS PER UNIT..........................      $(.43)       $(.46)
                                              ========     ========

Average units outstanding.................. 23,351,645   20,864,890
                                            ==========   ==========

See Notes to Consolidated Financial Statements.

                     KELLEY OIL & GAS PARTNERS, LTD.
                     CONSOLIDATED STATEMENTS OF LOSS

                  ($ IN THOUSANDS EXCEPT PER UNIT DATA)

                             (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                       ----------------
                                                       1995        1994
                                                      ------      ------
                                                                (RESTATED)
REVENUES:
  Oil and gas sales...............................  $ 14,909     $ 15,301
  Pipeline revenues...............................       722        2,574
  Other income....................................        52           31
                                                    --------     --------
   Total revenues.................................    15,683       17,906
                                                    --------     --------
COSTS AND EXPENSES:
  Cost of gas sold................................       717        2,558
  Lease operating expenses........................     3,578        3,721
  Severance taxes.................................       908          659
  Exploration and dry hole costs..................     5,182        6,862
  General and administrative expenses.............     1,510        1,359
  Interest expense................................     7,295        3,787
  Accretion of note discount......................       361          320
  Accretion of debt valuation discount............       848           --
  Depreciation, depletion and amortization........    13,472       15,499
                                                    --------     --------
   Total costs and expenses.......................    33,871       34,765
                                                    --------     --------
NET LOSS..........................................  $(18,188)    $(16,859)
                                                    ========     ========
NET LOSS PER UNIT.................................  $   (.75)    $   (.78)
                                                    ========     ========

Average units outstanding........................ 23,351,645   20,864,890
                                                  ==========   ==========

See Notes to Consolidated Financial Statements.

                        KELLEY OIL & GAS PARTNERS, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      --------------------
                                                                        1995        1994
                                                                      --------    --------
                                                                                 (RESTATED)
OPERATING ACTIVITIES:
  Net loss ........................................................   $(18,188)   $(16,859)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation, depletion and amortization ......................     13,472      15,499
    Dry hole and impairment costs .................................      2,030       1,861
    Amortization of debenture and note offering costs .............        272         239
    Accretion of debt valuation discount ..........................        848          --
    Accretion of note discount ....................................        361         320
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable ....................        534       1,470
    Increase in prepaid and other current assets ..................        (39)       (135)
    Decrease (increase) in other non-current assets ...............       (794)         35
    Increase (decrease) in accounts payable and accrued expenses ..        901       (2,729)
                                                                      --------     --------
  Net cash used in operating activities ...........................       (603)        (299)
                                                                      --------     --------
INVESTING ACTIVITIES:
  Purchases of property and equipment .............................     (9,393)     (12,138)
  Sale (purchase) of pipeline and other transportation assets .....         (1)          53
  Sale of other non-current assets ................................        202          162
                                                                      --------     --------
  Net cash used in investing activities ...........................     (9,192)     (11,923)
                                                                      --------     --------
FINANCING ACTIVITIES:
  Proceeds from long term borrowings ..............................     13,100       23,000
  Advances from parent, net .......................................     79,579           --
  Principal payments on long term borrowings ......................    (83,000)          --
  Distributions to partners .......................................       (486)     (10,863)
  Syndication costs charged to equity .............................        (14)          (2)
  Note offering costs .............................................         --           (8)
                                                                      --------     --------
  Net cash provided by financing activities .......................      9,179       12,127
                                                                      --------     --------
Decrease in cash and cash equivalents .............................       (616)         (95)

Cash and cash equivalents, beginning of period ....................        897        1,011
                                                                      --------     --------
Cash and cash equivalents, end of period ..........................   $    281     $    916
                                                                      ========     ========



See Notes to Consolidated Financial Statements.

                    KELLEY OIL & GAS PARTNERS, LTD.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

   GENERAL. The accompanying consolidated financial statements of Kelley Oil & Gas Partners, Ltd. ("Kelley Partners" or the "Partnership") have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. The accounting policies followed by the Partnership are set forth in Note 1 to Kelley Partners' financial statements in its Annual Report on Form 10-K for the year ended December 31, 1994. The Financial Accounting Standards Board has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for companies with years beginning after December 31, 1995. Management has not evaluated the potential effects of this Statement, if any, on the consolidated financial statements of the Company.

   CONSOLIDATION. On February 7, 1995, ownership of the equity interests in Kelley Partners and Kelley Oil Corporation, its managing general partner ("Kelley Oil"), was consolidated (the "Consolidation") into Kelley Oil & Gas Corporation ("KOGC"). In the Consolidation, Units in Kelley Partners held by investors other than Kelley Oil and its subsidiaries (the "Public Unitholders") were converted into common and preferred stock of KOGC, and both Kelley Partners and Kelley Operating Company, Ltd., its operating partnership ("Kelley Operating"), became 99.98% owned subsidiary partnerships of KOGC. Following the Consolidation, the historical carrying values of Kelley Partners' oil and gas properties and publicly held subordinated debt were adjusted to conform with KOGC's cost basis for those assets and liabilities in the Consolidation, reflecting their estimated fair market values at February 7, 1995 based on the market value of the common and preferred stock issued to the Public Unitholders and the market prices of the Partnership's subordinated debt.

As a result of this accounting approach, commonly referred to as "pushdown accounting," the following adjustments were made to reflect Kelley Partners' assets and liabilities at fair market value and the net effect on limited partners' equity at February 7, 1995:

                              $ IN THOUSANDS
INCREASE (DECREASE) IN:
  Purchased unproved properties............................ $  85,182
  Properties subject to amortization.......................  (186,887)
  Pipelines and other transportation assets................    (4,274)
  Accumulated depreciation, depletion and amortization.....  (156,594)
  Convertible subordinated debentures......................    (5,103)
  Convertible subordinated notes...........................    (5,110)
  Limited partners' equity.................................    60,828

   In the second quarter, certain reclassifications were made to reflect the Consolidation at February 7, 1995. If the Consolidation had not taken place, Kelley Partners' depletion, depreciation and amortization for the quarter and six months ended June 30, 1995 would have increased by approximately $1.3 million and $3.2 million, respectively, with corresponding increases in its net losses for the interim periods.

   GUARANTY OF KOGC SENIOR NOTES. In June 1995, KOGC completed a public offering of $100 million principal amount of its 13 1/2% Senior Notes due 1999 (the "Senior Notes"). The Senior Notes are senior unsecured obligations of KOGC, guaranteed by the Partnership, Kelley Operating and Kelley Oil. Proceeds from the Senior Note offering were used primarily to repay outstanding bank debt of Kelley Operating and Kelley Oil, which was guaranteed by the Partnership, KOGC and its other subsidiary partnerships.

   CHANGE TO SUCCESSFUL EFFORTS ACCOUNTING METHOD. During the third quarter of 1994, Kelley Partners changed from the full cost method to the successful efforts method of accounting for its oil and gas operations. As a result of the change in accounting method, Kelley Partners' previously reported net losses of $37,293,000 and $38,204,000 for the quarter and six months ended June 30, 1994 have been restated to net losses of $10,056,000 and $16,859,000, respectively.

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

   PUSHDOWN ACCOUNTING. For financial accounting purposes, the Consolidation was treated as a purchase by KOGC of the Public Unitholders' interests in the net assets of Kelley Partners at a fair value of $109.8 million, representing the estimated market value of the consideration received by the Public Unitholders in the Consolidation. Following the Consolidation, the historical carrying values of Kelley Partners' oil and gas properties and publicly held subordinated debt were adjusted to conform with KOGC's cost basis for those assets and liabilities in the Consolidation, reflecting their estimated fair market values at February 7, 1995 based on the market value of the KOGC Common and Preferred Stock issued to the Public Unitholders and the market prices of the Partnership's subordinated debt.

   CHANGE TO SUCCESSFUL EFFORTS ACCOUNTING METHOD. During the third quarter of 1994, the Partnership changed from the full cost method to the successful efforts method of accounting for its oil and gas operations. The

Partnership's financial statements for the first two quarters of 1994 have been restated to reflect the new method. As a result of the change in accounting method, Kelley Partners' previously reported net losses of $37.3 million and $38.2 million for the quarter and six months ended June 30, 1994 have been restated to net losses of $10.1 million and $16.9 million, respectively.

RECENT DEVELOPMENTS

   GUARANTY OF KOGC SENIOR NOTES. In June 1995, KOGC completed a public offering of $100 million principal amount of its 13 1/2% Senior Notes due 1999 (the "Senior Notes"). The Senior Notes are senior unsecured obligations of KOGC, guaranteed by the Partnership, Kelley Operating and Kelley Oil. Proceeds from the Senior Note offering were used primarily to repay outstanding bank debt of Kelley Operating and Kelley Oil, which was guaranteed by the Partnership, KOGC and its other subsidiary partnerships.

   DRILLING OPERATIONS. In the first half of 1995, the Partnership participated in drilling 8 gross (1.18 net) wells, all of which were found productive, with one additional well drilling as of June 30, 1995. These results continued an effective turnaround in field operations during 1994, when Kelley Partners completed 31 gross (5.65 net) wells as producers in 35 attempts. The improvements in drilling performance after disappointing results in 1993 have been achieved from lower risk operations in north Louisiana and increased reliance in south Louisiana on 3-D seismic analysis, primarily from a 125 square mile 3-D seismic survey covering Kelley Partners' significant properties in Terrebonne Parish. Although the Partnership's first exploratory well based on the 3-D seismic survey was logged in August 1995 and found unproductive, improvements in south Louisiana drilling operations are anticipated during the balance of 1995 from use of the survey for lower risk development wells. The Partnership also plans to increase its emphasis on lower risk operations in north Louisiana. Drilling on the next higher potential exploratory prospect developed from the 3-D seismic survey is expected to be postponed until the middle of 1996.

   RECENT PRODUCTION PERFORMANCE. From the middle of 1994 through the first quarter of 1995, the Partnership's operating results reflected sustained production growth, partially offset by weak natural gas prices, which averaged $1.73 per Mcf for the first half of 1995. Kelley Partners' production growth resulted primarily from improved completion rates and increased interests in various wells from an exchange offer for the 1991 DDP (the "1991 DDP Exchange") and acquisitions of north Louisiana properties in which the Partnership already held working interests (the "1994 Properties"). In addition, the KOGC and its subsidiaries (the "Kelley Group") have achieved higher flow rates in new north Louisiana wells from commingled completions in multiple formations and the use of revised fracture stimulation techniques. Although Kelley Partners recorded a second quarter 1995 increase in gas equivalent production of 9.0% from year-earlier levels, those results were off 15.2% compared to the first quarter of 1995. Production performance in the second quarter of 1995 was affected by the timing of new well completions, four of which were late in the quarter or in early July, and by production declines in several significant wells, some of which are expected to be restored to prior levels through remedial work. As a result of the remedial operations plus recent well completions and ongoing drilling activities, the Partnership anticipates a return to quarterly production growth for the balance of the year.

   HEDGING ACTIVITIES. KOGC periodically uses forward sales contracts and derivative financial instruments covering natural gas to reduce exposure to downward price fluctuations on the Kelley Group's natural gas production. The natural gas swap agreements generally provide for the Kelley Group to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains realized by the Partnership under the swap arrangements and proceeds from forward sales contracts are included in oil and gas revenues. Through a combination of natural gas swap agreements and forward sales contracts, approximately 63% of the Kelley Group's natural gas production for the first half of 1995 was affected by hedging transactions at an average Nymex quoted price of $1.80 per MMBtu, before transaction costs and transportation costs on gas delivered under forward sales contracts. For the third and fourth quarters of 1995, approximately 68% and 23%, respectively, of the Kelley Group's anticipated natural gas production has been hedged at average Nymex quoted prices of $1.65 per MMBtu for the third quarter and $1.75 per MMBtu for the fourth quarter, before transaction and transportation costs.

RESULTS OF OPERATIONS

   QUARTER ENDED JUNE 30, 1995 COMPARED TO QUARTER ENDED JUNE 30, 1994. Oil and gas revenues of $6,708,000 in the second quarter of 1995 decreased .2% compared to $6,721,000 in the same quarter last year. During the second quarter of 1995, production of natural gas, the dominant component of Kelley Partners' revenues, increased 11.4% from 2,925,000 Mcf in the second quarter of 1994 to 3,259,000 Mcf, while the average price of natural gas declined 15.9% from $1.95 per Mcf to $1.64 per Mcf in the current quarter. Production of crude oil and natural gas liquids in the current quarter totaled 68,013 barrels, with an average sales price of $19.15 per barrel compared to 73,474 barrels at $16.01 per barrel in the same quarter last year, reflecting a volume decline of 7.4% and a price increase of 19.6%.

   The decrease in the Partnership's oil and gas revenues for the second quarter of 1995 was attributable to production declines in several significant wells and the decrease in natural gas prices, partially offset by added production from new wells. See "Recent Developments." The Partnership anticipates improvement in its production performance for the balance of the year as new wells are brought on line and production is restored from remedial work on various existing wells. In addition, although natural gas prices have remained depressed, hedging activities added $175,000 to oil and gas revenues in the current quarter. Hedging arrangements covering a portion of anticipated natural gas production are in effect for the remainder of the year. See "Recent Developments--Hedging Arrangements."

   Total revenues of $7,111,000 in the second quarter of 1995 decreased 10.0% from results in the corresponding period last year, due primarily to a 67.6% decline in pipeline revenues to $379,000 from $1,171,000 during the second quarter of 1994. The decrease in pipeline revenues resulted from lower volumes and prices of transported natural gas and was accompanied by a corresponding decrease in related expenses reflected as cost of gas sold in pipeline operations.

   Lease operating expenses and severance taxes (collectively, "production expenses") aggregated $2,291,000 in the current quarter versus $1,972,000 in the second quarter of 1994, an increase of 16.2%, due primarily to higher current severance taxes. On a unit of production basis, production expenses increased to $.62 per Mcfe in the second quarter of 1995 from $.59 per Mcfe in the corresponding quarter last year.

   Kelley Partners expensed exploration and dry hole costs of $3,067,000 in the second quarter of 1995 and $4,290,000 in the same quarter last year, a decrease of 28.5%, primarily reflecting the Partnership's focus on lower risk prospects during the current quarter. The decrease in these expenses resulted from lower delay rental and geological and geophysical costs, partially offset by higher unproved leasehold impairment provisions.

   General and administrative expenses of $591,000 in the current quarter decreased 12.6% from $676,000 in the second quarter of 1994, reflecting the Partnership's share of administrative costs associated with development operations of the Kelley Group. On a unit of production basis, these expenses decreased from $.20 per Mcfe in the second quarter of 1994 to $.16 per Mcfe in the current quarter. A restructuring by Kelley Oil focused on significant staff reductions at the end of 1994 has generated savings in overhead for the Kelley Group beginning in the first quarter of 1995.

   Interest expense increased 103.2% to $4,088,000 in the current quarter compared to $2,012,000 in the second quarter of 1994. The increase in interest expense resulted from both higher interest rates and borrowing levels in the current quarter.

   Kelley Partners recognized $509,000 for accretion of debt valuation discount in the second quarter of 1995. This noncash charge represents amortization of the difference between the market value of the Partnership's publicly held subordinated notes and debentures at the time of the Consolidation and their historical carrying value. See "Recent Developments--Pushdown Accounting."

   DD&A decreased 14.9% from $7,683,000 in the second quarter of 1994 to $6,540,000 in the current quarter, primarily from a reduction in the carrying value of properties subject to amortization under the "pushdown" accounting adjustment in the Consolidation. See "Recent Developments--Pushdown Accounting." On a unit of production basis, DD&A decreased from $2.28 per Mcfe in the second quarter of 1994 to $1.78 per Mcfe in the current quarter. If the Consolidation had not taken place, DD&A on a standalone basis would have increased 19.1% to $7,790,000.

   The Partnership recognized a net loss of $10,534,000 in the second quarter of 1995 compared to a net loss of $10,056,000 in the same quarter last year. The net losses in both periods were due primarily to noncash charges for DD&A plus exploration and dry hole costs. If the Consolidation had not taken place, the net loss for the second quarter of 1995 would have increased to $11,153,000 as a result of higher DD&A offset by lower unproved leasehold impairments.

   Net available cash from operations, considered by Kelley
Partners as its primary operating benchmark, decreased from $2,078,000 in the second quarter of 1994 to a deficit of $235,000 in the second quarter this year, reflecting the foregoing developments.

   SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994. Oil and gas revenues of $14,909,000 in the first half of 1995 decreased 2.6% compared to $15,301,000 in the corresponding period last year. During the first half of 1995, production of natural gas increased 15.2% from 6,116,000 Mcf in the first half of 1994 to 7,043,000 Mcf, while the average price of natural gas declined 18.8% from $2.13 per Mcf to $1.73 per Mcf in the current period. Production of crude oil and natural gas liquids in the current period totaled 157,850 barrels, with an average sales price of $17.56 per barrel compared to 150,526 barrels at $15.31 per barrel in the same period last year, reflecting volume and price increases of 4.9% and 14.7% respectively.

   The decrease in the Partnership's oil and gas revenues for the first half of 1995 was primarily attributable to lower natural gas prices. Prices received for Kelley Partners' natural gas production reflect the benefits of hedging activities, which added $692,000 to oil and gas revenues in the current period. See "Recent Developments."

   Total revenues of $15,683,000 in the first half of 1995 decreased 12.4% from results in the corresponding period last year, due primarily to a 72.0% decline in pipeline revenues to $722,000 from $2,574,000 during the first half of 1994. The decrease in pipeline revenues resulted from lower volumes and prices of transported natural gas and was accompanied by a corresponding decrease in related expenses reflected as cost of gas sold in pipeline operations.

   Production expenses aggregated $4,486,000 in the current period versus $4,380,000 in the first half of 1994, an increase of 2.4%, reflecting higher severance taxes partially offset by lower workover costs. On a unit of production basis, production expenses decreased to $.56 per Mcfe in the first half of 1995 from $.62 per Mcfe in the corresponding period last year.

   Kelley Partners expensed exploration and dry hole costs of $5,182,000 in the first half of 1995 and $6,862,000 in the same period last year, a decrease of 24.5%, primarily reflecting the Partnership's focus on lower risk prospects during the current period. The decrease in these expenses resulted from lower delay rental, geological and geophysical and dry hole costs, partially offset by higher unproved leasehold impairment provisions.

   General and administrative expenses of $1,510,000 in the current period increased 11.1% from $1,359,000 in the first half of 1994, reflecting the Partnership's share of administrative costs associated with development operations of the Kelley Group and a portion of the Consolidation expenses. On a unit of production basis, these expenses stayed the same at $.19 per Mcfe in the first half of 1995 and 1994.

     Interest expense increased 92.6% to $7,295,000 in the current period compared to $3,787,000 in the first half of 1994. The increase in interest expense resulted from both higher interest rates and borrowing levels in the current period.

     Kelley Partners recognized $848,000 for accretion of debt valuation discount in the first half of 1995. This noncash charge represents amortization of the difference between the market value of the Partnership's publicly held subordinated notes and debentures at the time of the Consolidation and their historical carrying value. See "Recent
Developments--Pushdown Accounting."

     DD&A decreased 13.1% from $15,499,000 in the first half of 1994 to $13,472,000 in the current period, primarily from a reduction in the carrying value of properties subject to amortization under the pushdown accounting adjustment in the Consolidation. See "Recent Developments--Pushdown Accounting." On a unit of production basis, DD&A decreased from $2.21 per Mcfe in the first half of 1994 to $1.69 per Mcfe in the current period. If the Consolidation had not taken place, DD&A on a standalone basis would have increased 23.8% to $16,682,000.

     The Partnership recognized a net loss of $18,188,000 in the first half of 1995 compared to a net loss of $16,859,000 in the same period last year. The net losses in both periods were due primarily to noncash charges for DD&A plus exploration and dry hole costs. If the Consolidation had not taken place, the net loss for the first half of 1995 would have increased to $20,767,000 as a result of higher DD&A offset by lower unproved leasehold impairments.

     Net available cash from operations decreased 71.2% from $5,822,000 in the first half of 1994 to $1,675,000 in the same period this year, reflecting the foregoing developments.

     The results of operations for the quarter and six months ended June 30, 1995 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

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

     LIQUIDITY. Net cash used in operating activities of Kelley Partners during the first half of 1995 aggregated $603,000. The Partnership's cash position was increased during the period by advances of $13.1 million under its credit facility and advances of $79.6 million by KOGC. During the period, $83 million was repaid by Kelley Partners under its credit facilities, $9.4 million was invested in the acquisition and development of oil and gas properties and $486,000 was distributed to the partners. As a result of these activities, the Partnership's cash and cash equivalents decreased from $897,000 at December 31, 1994 to $281,000 at June 30, 1995.

     Kelley Partners had a working capital deficit of approximately $17.2 million at June 30, 1995, compared to a deficit of $19.6 million at December 31, 1994. The current deficit primarily reflects accounts payable to affiliates following advances from proceeds of KOGC's Senior Note offering. See "Recent Developments--Guaranty of KOGC Senior Notes."

     In July 1995, the Kelley Group completed sales of several nonstrategic oil and gas properties primarily in north Louisiana. The properties were offered for sale based on their high operating costs and low priority within the Kelley Group's development strategy. The Partnership received net proceeds of $7.1 million for its interests in the properties, which accounted for approximately 6% of Kelley Partners' estimated proved reserved as of January 1, 1995. In addition to improving the Partnership's working capital position, the property sales are expected to reduce production expenses in subsequent periods.

     CAPITAL RESOURCES. As of December 31, 1994, Kelley Partners had borrowed $69.9 million under its credit facility with Bank of Montreal, as agent for participating banks, primarily to fund ongoing development activities as well as the purchase of the 1994 Properties. On February 7, 1995, in connection with the Consolidation, KOGC completed a refinancing for the outstanding bank debt of the Kelley Group. The refinancing was provided by Kelley Partners' prior lending banks under a $70 million revolving credit facility (the
"Credit Facility") and a $20 million term loan facility (the "Term Facility"). The borrowers under the facilities are Kelley Operating and Kelley Oil.
Kelley Partners, KOGC and its other subsidiary partnerships are guarantors. The facilities are secured by all the oil and gas properties and other assets of Kelley Partners, KOGC and its other subsidiaries.

     Borrowings of $90 million under the two facilities were used to refinance Kelley Partners' bank debt of $69.9 million, Kelley Oil's bank debt of $9 million and borrowings of $6 million by the 1992 DDP, with the balance of $5.1 million used to fund payables of Kelley Partners and KOGC, including part of the expenses for the Consolidation. On February 9, 1995, borrowings of $10 million under the Credit Facility were repaid with a portion of proceeds of a $16 million equity private placement by KOGC. Advances of $10 million were made under the Credit Facility through May 1995 primarily to fund drilling activities.

     In June 1995, the Kelley Group's outstanding bank debt of $90 million was repaid with proceeds from KOGC's Senior Note offering. See "Recent Developments--Guaranty of KOGC Senior Notes." In connection with the offering, the Term Facility was terminated following repayment, and the agreement covering the Credit Facility was amended to reduce the interest rate and eliminate all financial covenants other than a working capital maintenance requirement and a limitation on accounts payable above a specified level. The borrowing base limitations for the Credit Facility were also amended to conform with debt restrictions under the indenture for the Senior Notes, which generally limits additional borrowings by the Kelley Group to $30 million for working capital purposes plus $5 million per year for capital expenditures. The Senior Note indenture contains a number of other covenants that include limitations on mergers and asset transfers, dividend and other payments and use of proceeds from asset sales.

     Under the terms of the Consolidation, Kelley Partners' 8-1/2% Convertible Subordinated Debentures due 2000 ("8-1/2% Debentures") and 7-7/8% Convertible Subordinated Notes due 1999 ("7-7/8% Notes") in the aggregate principal amounts of $26,856,000 and $34,390,000, respectively, remain outstanding but became convertible into KOGC Common Stock or a combination of KOGC Common and Preferred Stock instead of Units based on the exchange ratios for the Units in the Consolidation. The conversion rates for the Partnership's subordinated debt were adjusted proportionately to 51.864 shares of KOGC Common Stock per $1,000 principal amount of the 8-1/2% Debentures and 71.263 shares of KOGC Common Stock per $1,000 face amount of the 7-7/8% Notes, with corresponding adjustments for the Preferred Election.

     CAPITAL COMMITMENTS. The Kelley Group's business plan contemplates a total commitment of up to $40 million for exploration and development activities in 1995, including approximately $10 million for seismic, leasehold and recompletion expenses. Drilling expenditures for the balance of the year are targeted for a mix of moderate and lower risk south Louisiana drilling prospects and low risk north Louisiana prospects. Consistent with the Kelley Group's historical arrangements, drilling activities are being financed one-third by Kelley Partners and two-thirds by the 1994 DDP.

     The Kelley Group's balanced capital expenditure program is intended to generate reserve additions and performance gains that will enhance financing opportunities over the next four years. KOGC issued its Senior Notes to replace outstanding debt under the Credit Facility and Term Facility with intermediate term capital needed to realize the Kelley Group's operational objectives during that period. The Senior Notes are senior unsecured obligations of KOGC. As a result of holding company considerations from the Kelley Group's organizational structure following the Consolidation, the Partnership, Kelley Operating and Kelley Oil have guaranteed the indebtedness under the Senior Notes. Kelley Partners' obligations under its guaranty of the Senior Notes ranks senior in right of payment to the 8-1/2% Debentures and 7-7/8% Notes.

     Upon completion of the Senior Note offering, KOGC retained $40 million of the Kelley Group's borrowing capacity under the Credit Facility, with a current borrowing base of $35 million, subject to restrictions on incurrance of additional indebtedness under the indenture for the Senior Notes. See "Capital Resources" above. These arrangements are expected to provide adequate financial flexibility to satisfy the Kelley Group's capital expenditure requirements through 1996, while also eliminating exposure under the Credit Facility to borrowing base reductions from declines in natural gas prices.


                          PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

EXHIBIT
NUMBER   EXHIBIT
-------  -------
  4.1    Indenture dated as of June 15, 1995 among Kelley Oil & Gas
         Corporation, as issuer ("KOGC"), the Registrant, Kelley Operating
         Company, Ltd. and Kelley Oil Corporation, as guarantors, and Chemical
         Bank, as trustee, relating to KOGC's 13-1/2% Senior Notes Due 1999
         (incorporated by reference to the Registration Statement on Form S-3
         (Reg. No. 33-92214) of KOGC, Registrant, Kelley Operating Company,
         Ltd. and Kelley Oil Corporation filed May 12, 1995, as amended).

 10.1    First Amendment and Supplement to Credit Agreement dated as of
         June 19, 1995 to Credit Agreement dated February 7, 1995 among Kelley
         Operating Company, Ltd. and Kelley Oil Corporation, as borrowers, the
         Registrant, Kelley Oil & Gas Corporation and its subsidiary partnerships, as guarantors, and Bank of Montreal and Union Bank, as agents for the lenders signatory thereto.

     (b)  REPORTS ON FORM 8-K. None.

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

                                       KELLEY OIL & GAS PARTNERS, LTD.

                                       By:  Kelley Oil Corporation,
                                            Managing General Partner


Date: August 11, 1995                  By:  /s/  AMELIA L. JOHNSON
                                          ------------------------------
                                                Amelia L. Johnson,
                                                    Controller
                                             (Duly Authorized Officer)
                                           (Principal Accounting Officer)