Form 10-Q
period 1995-09-30
KELLEY OIL & GAS PARTNERS LTD
filed 1995-11-14
CIK 776818

--------------------------------------------------------------------------------
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


FOR THE QUARTER ENDED SEPTEMBER 30, 1995          COMMISSION FILE NO. 1-9042



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         KELLEY OIL & GAS PARTNERS, LTD.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Consolidated Balance Sheets -- September 30, 1995 (unaudited) and
      December 31, 1994                                                      2

     Consolidated Statements of Loss -- Three Months ended September 30,
      1995 and 1994 (unaudited)                                              3

     Consolidated Statements of Loss -- Nine Months ended September 30,
      1995 and 1994 (unaudited)                                              4

     Consolidated Statements of Cash Flows -- Nine Months ended
      September 30, 1995 and 1994 (unaudited)                                5

     Notes to Consolidated Financial Statements (unaudited)                  6

     Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                  7


PART II.  OTHER INFORMATION                                                 13

                          PART I. FINANCIAL INFORMATION

                         KELLEY OIL & GAS PARTNERS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                ($ IN THOUSANDS)


                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1995          1994
                                                   -------------- ------------
                                                    (UNAUDITED)

ASSETS:
     Cash and cash equivalents . . . . . . . . . .   $   1,619    $     897
     Accounts receivable - trade . . . . . . . . .         938        1,612
     Accounts receivable - affiliates. . . . . . .       2,473        4,745
     Other current assets. . . . . . . . . . . . .         269          287
                                                     ---------    ---------
          Total current assets . . . . . . . . . .       5,299        7,541
                                                     ---------    ---------

     Oil and gas properties, successful efforts
      method:
          Unevaluated, net . . . . . . . . . . . .       8,977        7,199
          Unproved properties. . . . . . . . . . .      81,786          ---
          Properties subject to amortization . . .     195,543      375,058
     Pipelines and other transportation assets . .       3,637        7,910
                                                     ---------    ---------
                                                       289,943      390,167
                                                     ---------    ---------

     Less:  Accumulated depreciation, depletion
            and amortization . . . . . . . . . . .     (54,775)    (192,378)
                                                     ---------    ---------
          Total oil and gas properties and pipeline
           assets, net . . . . . . . . . . . . . .     235,168      197,789
                                                     ---------    ---------

     Other assets. . . . . . . . . . . . . . . . .         825          184
                                                     ---------    ---------
          TOTAL ASSETS . . . . . . . . . . . . . .   $ 241,292    $ 205,514
                                                     ---------    ---------
                                                     ---------    ---------
LIABILITIES:
     Accounts payable and accrued expenses -
      trade. . . . . . . . . . . . . . . . . . . .   $  12,832    $  10,257
     Accounts payable - affiliates . . . . . . . .      14,022       12,423
     Notes payable - current . . . . . . . . . . .         ---        4,430
                                                     ---------    ---------
          Total current liabilities. . . . . . . .      26,854       27,110
                                                     ---------    ---------

     Notes payable - long term . . . . . . . . . .         ---       65,470
     Advances from parent. . . . . . . . . . . . .      77,245          ---
     Convertible subordinated debentures . . . . .      21,390       25,664
     Convertible subordinated notes. . . . . . . .      24,845       28,520
                                                     ---------    ---------

          TOTAL LIABILITIES. . . . . . . . . . . .     150,334      146,764
                                                     ---------    ---------

PARTNERS' EQUITY:
     Limited Partners' equity, 23,351,645 Units
      outstanding at September 30, 1995
      and December 31, 1994. . . . . . . . . . . .     100,934       67,589
     General Partners' equity (deficit). . . . . .      (9,976)      (8,839)
                                                     ---------    ---------

          TOTAL PARTNERS' EQUITY . . . . . . . . .      90,958       58,750
                                                     ---------    ---------

     TOTAL LIABILITIES AND PARTNERS' EQUITY. . . .   $ 241,292    $ 205,514
                                                     ---------    ---------
                                                     ---------    ---------


See Notes to Consolidated Financial Statements.

                         KELLEY OIL & GAS PARTNERS, LTD.
                         CONSOLIDATED STATEMENTS OF LOSS

                      ($ IN THOUSANDS EXCEPT PER UNIT DATA)

                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                        ----------------------
                                                           1995        1994
                                                        ---------   ----------

REVENUES:
     Oil and gas sales . . . . . . . . . . . . . . . .    $  4,982    $  7,850
     Pipeline revenues . . . . . . . . . . . . . . . .         346         811
     Other income. . . . . . . . . . . . . . . . . . .          28         161
                                                         ---------   ---------
          Total revenues . . . . . . . . . . . . . . .       5,356       8,822
                                                         ---------   ---------
COSTS AND EXPENSES:
     Cost of gas sold. . . . . . . . . . . . . . . . .         345         821
     Lease operating expenses. . . . . . . . . . . . .       2,113       2,396
     Severance taxes . . . . . . . . . . . . . . . . .         281         477
     Exploration and dry hole costs. . . . . . . . . .       1,950       1,830
     General and administrative expenses . . . . . . .         541         752
     Interest expense. . . . . . . . . . . . . . . . .       4,184       2,294
     Accretion of note discount. . . . . . . . . . . .         207         169
     Accretion of debt valuation discount. . . . . . .         509         ---
     Depreciation, depletion and amortization. . . . .       5,245      12,437
                                                         ---------   ---------

          Total costs and expenses . . . . . . . . . .      15,375      21,176
                                                         ---------   ---------
NET LOSS   . . . . . . . . . . . . . . . . . . . . . .  $ (10,019)  $ (12,354)
                                                        ---------   ----------
                                                        ---------   ----------
NET LOSS PER UNIT. . . . . . . . . . . . . . . . . . .  $    (.41)  $    (.51)
                                                        ---------   ----------
                                                        ---------   ----------
Average units outstanding. . . . . . . . . . . . . . .  23,351,645  23,348,051
                                                        ----------  ----------
                                                        ----------  ----------


See Notes to Consolidated Financial Statements.

                         KELLEY OIL & GAS PARTNERS, LTD.
                         CONSOLIDATED STATEMENTS OF LOSS

                      ($ IN THOUSANDS EXCEPT PER UNIT DATA)

                                   (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ---------------------
                                                           1995        1994
                                                        ----------  ----------

REVENUES:
     Oil and gas sales . . . . . . . . . . . . . . . .  $   19,891  $   23,151
     Pipeline revenues . . . . . . . . . . . . . . . .       1,068       3,385
     Other income. . . . . . . . . . . . . . . . . . .          80         192
                                                        ----------  ----------
          Total revenues . . . . . . . . . . . . . . .      21,039      26,728
                                                        ----------  ----------
COSTS AND EXPENSES:
     Cost of gas sold. . . . . . . . . . . . . . . . .       1,062       3,379
     Lease operating expenses. . . . . . . . . . . . .       5,691       6,117
     Severance taxes . . . . . . . . . . . . . . . . .       1,189       1,136
     Exploration and dry hole costs. . . . . . . . . .       7,132       8,692
     General and administrative expenses . . . . . . .       2,051       2,111
     Interest expense. . . . . . . . . . . . . . . . .      11,479       6,081
     Accretion of note discount. . . . . . . . . . . .         568         489
     Accretion of debt valuation discount. . . . . . .       1,357         ---
     Depreciation, depletion and amortization. . . . .      18,717      27,936
                                                        ----------  ----------

          Total costs and expenses . . . . . . . . . .      49,246      55,941
                                                        ----------  ----------

NET LOSS   . . . . . . . . . . . . . . . . . . . . . .  $  (28,207) $  (29,213)
                                                        ----------  ----------
                                                        ----------  ----------

NET LOSS PER UNIT. . . . . . . . . . . . . . . . . . .  $    (1.16) $    (1.29)
                                                        ----------  ----------
                                                        ----------  ----------
Average units outstanding. . . . . . . . . . . . . . .  23,351,645  21,692,610
                                                        ----------  ----------
                                                        ----------  ----------


See Notes to Consolidated Financial Statements.

                         KELLEY OIL & GAS PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ----------------------
                                                           1995        1994
                                                        ----------  ----------


OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . . . . . . .  $  (28,207) $  (29,213)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation, depletion and amortization . .      18,717      27,936
          Dry hole and impairment costs. . . . . . . .       2,632       2,647
          Amortization of debenture and note offering
           costs . . . . . . . . . . . . . . . . . . .         586         360
          Accretion of debt valuation discount . . . .       1,357         ---
          Accretion of note discount . . . . . . . . .         568         489
     Changes in operating assets and liabilities:
          Decrease in accounts receivable. . . . . . .       2,946       2,202
          Decrease (increase) in prepaid and other
           current assets. . . . . . . . . . . . . . .          18        (140)
          Decrease (increase) in other non-current
           assets. . . . . . . . . . . . . . . . . . .        (641)         51
          Increase in accounts payable and accrued
           expenses. . . . . . . . . . . . . . . . . .       3,699       6,500
                                                        ----------  ----------
     Net cash provided by operating activities . . . .       1,675      10,832
                                                        ----------  ----------
INVESTING ACTIVITIES:
     Purchases of property and equipment . . . . . . .     (14,632)    (34,124)
     Sale of pipeline and other transportation
      assets . . . . . . . . . . . . . . . . . . . . .         ---          51
     Cash received in exchange offers. . . . . . . . .         ---       1,310
     Sale of oil and gas properties. . . . . . . . . .       6,807         ---
     Sale of other non-current assets. . . . . . . . .         274         355
                                                        ----------  ----------
     Net cash used in investing activities . . . . . .      (7,551)    (32,408)
                                                        ----------  ----------
FINANCING ACTIVITIES:
     Proceeds from long term borrowings. . . . . . . .      13,100      43,900
     Advances from parent, net . . . . . . . . . . . .      76,998         ---
     Principal payments on long term borrowings. . . .     (83,000)        ---
     Distributions to partners . . . . . . . . . . . .        (486)    (15,208)
     Syndication costs charged to equity . . . . . . .         (14)     (1,107)
     Note offering costs . . . . . . . . . . . . . . .         ---          (9)
                                                        ----------  ----------

     Net cash provided by financing activities . . . .       6,598      27,576
                                                        ----------  ----------

Increase in cash and cash equivalents. . . . . . . . .         722       6,000

Cash and cash equivalents, beginning of period . . . .         897       1,011
                                                        ----------  ----------

Cash and cash equivalents, end of period . . . . . . .  $    1,619  $    7,011
                                                        ----------  ----------
                                                        ----------  ----------


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

     The Financial Accounting Standards Board has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121"), effective for companies with years beginning after December 31, 1995. While management has not evaluated the potential effect of FAS 121 on the consolidated financial statements of the Partnership, the impact could be material.

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

     As a result of this accounting approach, commonly referred to as "pushdown accounting," the following adjustments were made to reflect Kelley Partners' assets and liabilities at fair market value and the net effect on limited partners' equity at February 7, 1995:

                                 $ IN THOUSANDS
     INCREASE (DECREASE) IN:
          Purchased unproved properties. . . . . . . . . . . . . . $   85,182
          Properties subject to amortization . . . . . . . . . . .   (186,887)
          Pipelines and other transportation assets. . . . . . . .     (4,274)
          Accumulated depreciation, depletion and amortization . .   (156,594)
          Convertible subordinated debentures. . . . . . . . . . .     (5,103)
          Convertible subordinated notes . . . . . . . . . . . . .     (5,110)
          Limited partners' equity . . . . . . . . . . . . . . . .     60,828

     In the second quarter, certain reclassifications were made to reflect the Consolidation at February 7, 1995. If the Consolidation had not taken place, Kelley Partners' depletion, depreciation and amortization for the quarter and nine months ended September 30, 1995 would have increased by approximately $1 million and $4.2 million, respectively, with corresponding increases in its net losses for the interim periods.

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

     SALE OF NONSTRATEGIC PROPERTIES. In July 1995, Kelley Partners completed sales of several nonstrategic oil and gas properties primarily in north Louisiana. The properties were offered for sale based on their high operating costs and low priority within the Partnership's development strategy. The Kelley Group received net proceeds of $6.8 million for the properties, which accounted for approximately 6% of Kelley Partners' proved reserves as of January 1, 1995.

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

     Kelley Partners undertakes development activities consisting primarily of lease acquisition activities for its own account and drilling operations, which have historically been conducted in conjunction with separate development drilling programs ("DDPs") formed for that purpose. The Partnership has participated in drilling activities on a pro rata basis with the DDPs, retaining one-third of its working interest in each prospect for which drilling rights are assigned to a DDP and sharing proportionately in exploration and development expenses and production revenues. As a result, the DDPs have financed two-thirds of the total drilling expenses on Kelley Partners' properties since formation of the first DDP in 1987.

     COMPLETION OF CONSOLIDATION. The Consolidation was completed on February 7, 1995 upon approval of the transaction by the Unitholders in Kelley Partners and the holders of Kelley Oil's voting stock. In the Consolidation, each Unit held by investors other than Kelley Oil and its subsidiaries ("Public Unitholders") was converted into the right to receive 1.2188 shares of KOGC's common stock ("KOGC Common Stock"), or at the election of each Public Unitholder (the "Preferred Election"), a combination of .609 of a share of KOGC Common Stock and .127 of a share of its $2.625 convertible exchangeable preferred stock ("KOGC Preferred Stock"). Based on results of the Preferred Election, the Public Unitholders received a total of 20,622,626 shares of KOGC Common Stock and 649,807 shares of KOGC Preferred Stock. Following the Consolidation, the Partnership Agreement of Kelley Partners was amended to eliminate the Partnership's obligation to distribute at least 75% of its net available cash to the Unitholders, now comprised of KOGC and its subsidiaries.

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

     POTENTIAL PROPERTY IMPAIRMENT. The Financial Accounting Standards Board has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121"), effective for companies with years beginning after December 31, 1995. While management has not evaluated the potential effect of FAS 121 on the consolidated financial statements of the Partnership, the impact could be material.

RECENT DEVELOPMENTS

     DRILLING OPERATIONS. In the first nine months of 1995, the Partnership participated in drilling 16 wells, of which 15 gross (2.53 net) wells were found productive and one gross (.33 net) well was dry. These results continued an effective turnaround in field operations during 1994, when Kelley Partners completed 31 gross (5.65 net) wells as producers in 35 attempts. The improvements in drilling performance after disappointing results in 1993 have been achieved from lower risk operations in north Louisiana and increased reliance in south Louisiana on 3-D seismic analysis, primarily from a 125 square mile 3-D seismic survey covering Kelley Partners' significant properties in Terrebonne Parish. Although the Partnership's first exploratory well based on the 3-D seismic survey was logged in August 1995 and found unproductive, improvements in south Louisiana drilling operations have been achieved since that time from use of the survey for lower risk wells. The Partnership has also increased its emphasis on north Louisiana operations, nearly doubling its first half drilling rate during the third quarter of 1995. As of the end of the quarter, Kelley Partners was in the process of drilling 5 wells, 4 of which were completed as producers through November 8, 1995.

     RECENT PRODUCTION PERFORMANCE. From the middle of 1994 through the first quarter of 1995, the Partnership's operating results reflected sustained production growth, partially offset by declining natural gas prices, which averaged $1.70 per Mcf for the first nine months of 1995. Kelley Partners' production growth resulted primarily from improved completion rates and increased interests in various wells from an exchange offer for the 1991 DDP and acquisitions of north Louisiana properties in which the Partnership already held working interests (the "1994 Properties"). In addition, KOGC and its subsidiaries (the "Kelley Group") have achieved higher flow rates in new north Louisiana wells from commingled completions in multiple formations and the use of revised fracture stimulation techniques.

     Although Kelley Partners recorded a second quarter 1995 increase in gas equivalent production of 9.0% from year-earlier levels on a pro forma basis, those results were off 15.2% compared to the first quarter of 1995, and third quarter 1995 production was off 22.6% from second quarter levels. Production performance in the second and third quarters of 1995 was affected by the timing of new well completions, remedial requirements and production declines in core properties. Third quarter production was further reduced by the sale of nonstrategic properties in July 1995. See "Liquidity and Capital Resources-- Liquidity" below. As a result of recent well completions and ongoing drilling activities, the Partnership anticipates increased quarterly production commencing in the fourth quarter of 1995.

     HEDGING ACTIVITIES. KOGC periodically uses forward sales contracts and derivative financial instruments covering natural gas to reduce exposure to downward price fluctuations on the Kelley Group's natural gas production. The natural gas swap agreements generally provide for the Kelley Group to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas. Gains and losses realized by the Partnership under the swap arrangements and proceeds from forward sales contracts are included in oil and gas revenues. Through a combination of natural gas swap agreements and forward sales contracts, approximately 80% of the Kelley Group's natural gas production for the first nine months of 1995 was affected by hedging transactions at an average Nymex quoted price of $1.76 per MMBtu, before transaction costs and transportation costs on gas delivered under forward sales contracts. For the fourth quarter of 1995, approximately 56% of the Kelley Group's anticipated natural gas production has been hedged at an average Nymex quoted price of $1.77 per MMBtu, before transaction and transportation costs.

     MANAGEMENT CHANGES. In October 1995, David L. Kelley was replaced as Chairman, Chief Executive Officer and President of Kelley Oil. He subsequently resigned as a director of Kelley Oil and KOGC. As part of several related management changes, Ralph P. Davidson, a director of Kelley Oil since 1993, was appointed to serve as its Chairman of the Board, and Fair Colvin, Jr., a director since 1990 and President of its gas marketing subsidiary since 1987, was appointed Chief Executive Officer and President of Kelley Oil. The Partnership has retained access to Mr. Kelley's expertise in evaluating drilling prospects through consulting arrangements with Kelley Oil.

RESULTS OF OPERATIONS

     QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994. Oil and gas revenues of $4,982,000 in the third quarter of 1995 decreased 36.5% compared to $7,850,000 in the same quarter last year. During the third quarter of 1995, production of natural gas, the dominant component of Kelley Partners' revenues, decreased 33.6% from 3,781,000 Mcf in the third quarter of 1994 to 2,511,000 Mcf, while the average price of natural gas declined 4.7% from $1.72 per Mcf to $1.64 per Mcf in the current quarter. Production of crude oil and natural gas liquids in the current quarter totaled 54,296 barrels, with an average sales price of $17.32 per barrel compared to 89,803 barrels at $17.45 per barrel in the same quarter last year, reflecting volume and price declines of 39.5% and .7%, respectively.

     The decrease in the Partnership's oil and gas production and revenues for the third quarter of 1995 was attributable to production declines in its core properties, the sale of various wells included in a divestiture of nonstrategic properties and the decrease in natural gas prices, partially offset by added production from new wells. See "Recent Developments--Recent Production Performance." The Partnership anticipates improvement in its production performance for the balance of the year as new wells are brought on line and production is restored from remedial work on various existing wells. In addition, although natural gas prices have remained depressed, hedging activities added $245,000 to oil and gas revenues in the current quarter. Hedging arrangements covering a portion of anticipated natural gas production are in effect for the remainder of the year. See "Recent Developments--Hedging Arrangements."

     Total revenues of $5,356,000 in the third quarter of 1995 decreased 39.3% from results in the corresponding period last year, reflecting the decrease in oil and gas revenues and a 57.3% decline in pipeline revenues to $346,000 from $811,000 during the third quarter of 1994. The decrease in pipeline revenues resulted from lower volumes and prices of transported natural gas and was accompanied by a corresponding decrease in related expenses reflected as cost of gas sold in pipeline operations.

     Lease operating expenses and severance taxes (collectively, "production expenses") aggregated $2,394,000 in the current quarter versus $2,873,000 in the third quarter of 1994, a decrease of 16.7%, due primarily to lower current severance taxes and workover costs. On a unit of production basis, production expenses increased to $.84 per Mcfe in the third quarter of 1995 from $.67 per Mcfe in the corresponding quarter last year.

     Kelley Partners expensed exploration and dry hole costs of $1,950,000 in the third quarter of 1995 and $1,830,000 in the same quarter last year, an increase of 6.6%. The increase in these expenses resulted from higher delay rental costs, partially offset by lower geological and geophysical and dry hole costs. Dry hole costs in the current quarter represent the remaining expenses for an unsuccessful well commenced during the second quarter of 1995.

     General and administrative expenses of $541,000 in the third quarter of 1995 decreased 28.1% from $752,000 in the same quarter last year, reflecting the Partnership's share of administrative costs associated with development operations of the Kelley Group. The decrease in these expenses reflects the benefits of a restructuring by Kelley Oil focused on staff reductions of approximately 25% implemented at the end of 1994 plus ongoing cost containment measures. On a unit of production basis, these expenses increased from $.17 per Mcfe in the third quarter of 1994 to $.19 per Mcfe in the current quarter.

     Interest expense increased 82.4% to $4,184,000 in the current quarter compared to $2,294,000 in the third quarter of 1994. The increase in interest expense resulted from higher debt levels in the current quarter.

     Kelley Partners recognized $509,000 for accretion of debt valuation discount in the third quarter of 1995. This noncash charge represents amortization of the difference between the market value of the Partnership's publicly held subordinated notes and debentures at the time of the Consolidation and their historical carrying value. See "Recent Developments--Pushdown Accounting."

     Depreciation, depletion and amortization ("DD&A") decreased 57.8% from $12,437,000 in the third quarter of 1994 to $5,245,000 in the current quarter, primarily from a reduction in the carrying value of properties subject to amortization under the "pushdown" accounting adjustment in the Consolidation. See "Recent Developments--Pushdown Accounting." On a unit of production basis, DD&A decreased from $2.88 per Mcfe in the third quarter of 1994 to $1.85 per Mcfe in the current quarter. If the Consolidation had not taken place, DD&A on a standalone basis would have increased 18.6% to $6,219,000.

     The Partnership recognized a net loss of $10,019,000 in the third quarter of 1995 compared to a net loss of $12,354,000 in the same quarter last year. The net losses in both periods were due primarily to noncash charges for DD&A plus exploration and dry hole costs. If the Consolidation had not taken place, the net loss for the third quarter of 1995 would have increased to $10,993,000 as a result of higher DD&A.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994. Oil and gas revenues of $19,891,000 in the first nine months of 1995 decreased 14.1% compared to $23,151,000 in the corresponding period last year. During the current period, production of natural gas decreased 3.5% from 9,897,000 Mcf in the first nine months of 1994 to 9,554,000 Mcf, while the average price of natural gas declined 13.7% from $1.97 per Mcf to $1.70 per Mcf in the current period. Production of crude oil and natural gas liquids in the first nine months of 1995 totaled 212,146 barrels, with an average sales price of $17.50 per barrel compared to 240,329 barrels at $16.11 per barrel in the same period last year, reflecting a price increase of 8.6% and a volume decrease of 11.7%.

     The decrease in the Partnership's oil and gas revenues for the first nine months of 1995 was primarily attributable to production declines in the third quarter and lower natural gas prices throughout the period. See "General-- Recent Production Performance." Prices received for Kelley Partners' natural gas production reflect the benefits of hedging activities, which added $917,000 to oil and gas revenues in the current period. See "Recent Developments."

     Total revenues of $21,039,000 in the first nine months of 1995 decreased 21.3% from results in the corresponding period last year, reflecting the decrease in oil and gas revenues and a 68.4% decline in pipeline revenues to $1,068,000 from $3,385,000 during the first nine months of 1994. The decrease in pipeline revenues resulted from lower volumes and prices of transported natural gas and was accompanied by a corresponding decrease in related expenses reflected as cost of gas sold in pipeline operations.

     Production expenses aggregated $6,880,000 in the current period versus $7,253,000 in the first nine months of 1994, a decrease of 5.1%, reflecting lower severance taxes and workover costs. On a unit of production basis, production expenses remained constant at $.64 per Mcfe in the first nine months of 1995 and in the corresponding period last year.

     Kelley Partners expensed exploration and dry hole costs of $7,132,000 in the first nine months of 1995 and $8,692,000 in the same period last year, a decrease of 17.9%, primarily reflecting the Partnership's focus on lower risk prospects during the current period. The decrease in these expenses resulted from lower delay rental, geological and geophysical and dry hole costs, partially offset by higher unproved leasehold impairment provisions.

     General and administrative expenses of $2,051,000 in the current period decreased 2.8% from $2,111,000 in the first nine months of 1994, reflecting the Partnership's share of administrative costs associated with development operations of the Kelley Group and a portion of the Consolidation expenses. On a unit of production basis, these expenses stayed the same at $.19 per Mcfe in the first nine months of 1995 and 1994.

     Interest expense increased 88.8% to $11,479,000 in the current period compared to $6,081,000 in the first nine months of 1994. The increase in interest expense resulted from both higher interest rates and borrowing levels in the current period.

     Kelley Partners recognized $1,357,000 for accretion of debt valuation discount in the first nine months of 1995. This noncash charge represents amortization of the difference between the market value of the Partnership's publicly held subordinated notes and debentures at the time of the Consolidation and their historical carrying value. See "Recent Developments--Pushdown Accounting."

     DD&A decreased 33.0% from $27,936,000 in the first nine months of 1994 to $18,717,000 in the current period, primarily from a reduction in the carrying value of properties subject to amortization under the "pushdown" accounting adjustment in the Consolidation. See "Recent Developments--Pushdown Accounting." On a unit of production basis, DD&A decreased from $2.46 per Mcfe in the first nine months of 1994 to $1.73 per Mcfe in the current period. If the Consolidation had not taken place, DD&A on a stand alone basis would have increased 22.4% to $22,901,000.

     The Partnership recognized a net loss of $28,207,000 in the first nine months of 1995 compared to a net loss of $29,213,000 in the same period last year. The net losses in both periods were due primarily to noncash charges for DD&A plus exploration and dry hole costs. If the Consolidation had not taken place, the net loss for the first nine months of 1995 would have increased to $31,760,000 as a result of higher DD&A offset by lower unproved property impairments.

     The results of operations for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the Partnership's operating results to be expected for the full year.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. Net cash provided by operating activities of Kelley Partners during the first nine months of 1995 aggregated $2,150,000. The Partnership's cash position was increased during the period by advances of $13.1 million under its credit facility and net advances of $77.0 million by KOGC. During the period, $83 million was repaid by Kelley Partners under its credit facilities, $14.6 million was invested in the acquisition and development of oil and gas properties and $486,000 was distributed to the partners. As a result of these activities, the Partnership's cash and cash equivalents increased from $897,000 at December 31, 1994 to $1,619,000 at September 30, 1995.

     Kelley Partners had a working capital deficit of approximately
$21.6 million at September 30, 1995, compared to a deficit of $15.1 million at December 31, 1994. The current deficit primarily reflects accounts payable to affiliates following advances from proceeds of KOGC's Senior Note offering. See "General--Guaranty of KOGC Senior Notes."

     In July 1995, the Kelley Group completed sales of several nonstrategic oil and gas properties primarily in north Louisiana. The properties were offered for sale based on their high operating costs and low priority within the Kelley Group's development strategy. The Kelley Group received net proceeds of $6.8 million for its interests in the properties, which accounted for approximately 6% of Kelley Partners' estimated proved reserved as of January 1, 1995. In addition to improving the Partnership's working capital position, the property sales have reduced the Kelley Group's ongoing production expenses.

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

     In June 1995, the Kelley Group's outstanding bank debt of $90 million was repaid with proceeds from KOGC's Senior Note offering. See "General--Senior Note Offering." In connection with the offering, the Term Facility was terminated following repayment, and the agreement covering the Credit Facility was amended to reduce the interest rate and eliminate all financial covenants other than a working capital maintenance requirement and a limitation on accounts payable above a specified level. The borrowing base limitations for the Credit Facility were also amended to conform with debt restrictions under the indenture for the Senior Notes, which generally limits additional borrowings to the greater of 12 1/2% of adjusted consolidated net tangible assets or $30 million for working capital purposes plus $5 million per year for capital expenditures. The Senior Note indenture contains a number of other covenants that include limitations on mergers and asset transfers, dividend and other payments and use of proceeds from asset sales.

     During October 1995, the Partnership borrowed $10 million under the Credit Facility primarily to fund its participation in the Kelley Group's drilling activities. As of October 31, 1995, total borrowings of $10 million were outstanding under the Credit Facility, and $25 million was available for additional borrowings before giving effect to an anticipated $5 million increase in credit availability for capital expenditures during 1996.

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

     CAPITAL COMMITMENTS. The Kelley Group's business plan contemplates an ongoing commitment to exploration and development activities. During 1996, the Partnership's capital expenditures will continue to be focused on low risk drilling in north Louisiana, where the Kelley Group expects to drill between 20 and 25 wells. In addition, KOGC plans to aggressively pursue an industry partnership to conserve capital and diversify the risks associated with developing its higher potential prospects in south Louisiana. Consistent with the Kelley Group's historical arrangements, drilling activities will continue to be financed one-third by Kelley Partners and two-thirds by the 1994 DDP. The allocation will not affect the Kelley Group's drilling strategy or capital expenditure budget.

     Although KOGC anticipates an increase in the borrowing base under its Credit Facility from $35 million to $40 million by year end, available borrowings are expected to fund the Kelley Group's capital expenditure requirements only through the first half of 1996. KOGC believes its revised drilling strategy will generate reserve additions and performance gains enhancing its financing opportunities by that time. Those opportunities will be limited, however, by restrictions on additional indebtedness under the indenture for the Senior Notes. Accordingly, KOGC will be required to consider other alternatives at that time, which could include an equity financing, property divestiture or, if its revised drilling strategy fails to meet expectations, a sale of the Kelley Group.

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



                                             KELLEY OIL & GAS PARTNERS, LTD.

                                             By:  Kelley Oil Corporation,
                                                  Managing General Partner


Date: November 13, 1995                      By:  /S/  AMELIA L. JOHNSON
                                                -------------------------
                                                     Amelia L. Johnson,
                                                         Controller
                                                  (Duly Authorized Officer)
                                                (Principal Accounting Officer)